Form 10-K
GS MORTGAGE SECS CORP II COM MORT PAS THR CERT SRS 1997-GL 1
filed 1998-04-03
CIK 1041377

SECURITIES AND EXCHANGE
                  COMMISSION
            WASHINGTON, D.C. 20549

                   FORM 10-K

     Annual Report Pursuant to Section 13
     or 15(d) of the Securities Exchange
                  Act of 1934
    for the fiscal year ended December 31, 1997

       Commission File Number 33-99774-02

     GS MORTGAGE SECURITIES CORPORATION II
     (Exact Name of registrant as specified in its charter)

                              Delaware



    22-3442024
  (State or Other Juris-                               (I.R.S. Employer
  diction of Incorporation)                            Identification No.)

  85 Broad Street, New York, New York 10004
  (Address of Principal Executive Office)

  Registrant's telephone number, including area code:                 212-902
-1000

  Securities registered pursuant to Section 12(b) of the Act:     None

  Securities registered pursuant to Section 12(g) of the Act:     None

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),and (2) has been subject to such filing requirements for the past 90 days.

  Yes  X   No  __

  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. Not applicable.

  Aggregate market value of voting stock held by non-affiliates of the Registrant as of December 31, 1997. Not applicable.

  Number of shares of common stock outstanding a s of December 31, 1997.
  Not applicable.

              Table of Contents


  PART I

  Item 1. Business..................................................3

  Item 2. Properties................................................3

  Item 3. Legal Proceedings..........................................3

  Item 4. Submission Of Matters To A Vote Of Security Holders.......3

  PART II

  Item 5. Market For Registrant's Common Equity And
  Related Shareholder
            Matters.................................................3

  Item 6. Selected Financial Data...................................3

  Item 7. Management's Discussion And Analysis Of Financial Condition
            And Results Of Operations...............................4

  Item 8. Financial Statements And Supplementary Data...............4

  Item 9. Changes In And Disagreements With Accountants On
            Accounting And Financial Disclosure.....................4

  PART III

  Item 10. Directors And Executive Officers Of The Registrant.......4

  Item 11. Executive Compensation...................................4

  Item 12. Security Ownership Of Certain Beneficial Owners And
            Management..............................................4

  Item 13. Certain Relationships And Related Transactions...........4

  PART IV

  Item 14. Exhibits, Financial Statement Schedules And Reports On
            Form 8-K................................................4

  Signatures........................................................4

  Exhibit Index.....................................................4

PART I

  ITEM 1.         BUSINESS

                  This Annual Report on Form 10-K relates to the Trust Fund formed, and the Commercial Mortgage Pass-Through Certificates, Series 1997-GL I issued, pursuant to a Pooling and Servicing Agreement, dated as of August 11, 1997 (the "Pooling and Servicing Agreement"), by and among GS Mortgage Securities Corporation II, as sponsor (the "Company, GMAC Commercial Mortgage Corporation., as master and special servicer, LaSalle National Bank, as trustee and REMIC administrator, and ABN AMRO Bank, N.V., as fiscal agent. The Certificates have been registered pursuant to
  the Act under a Registration Statement on Form S-3 (No. 333-27083) (the "Registration Statement").

                  Capitalized terms used herein and not defined have the same meanings ascribed to such terms in the Pooling and Servicing Agreement.

                  This Annual Report is being filed by the Servicer, in its capacity as such under the Pooling and Servicing Agreement, on behalf of Registrant. The information contained herein has been supplied to the Servicer by one or more of the Borrowers or other third parties without independent review or investigation by the Servicer. Pursuant to the Pooling and Servicing Agreement, the Servicer is not responsible for the accuracy or completeness of such information.

  ITEM 2.         PROPERTIES

          See Exhibits 99.1 and 99.2 hereto for Servicer s Annual Statement of Compliance and Servicer s Independent Accountant s Report on Servicer s servicing activities.

  ITEM 3.         LEGAL PROCEEDINGS

          Except for claims arising in the ordinary course of business and which are covered by liability insurance, there are no material pending legal proceedings involving the Trust Fund, the Mortgages comprising the Trust Fund or the Trustee, the Special Servicer or the Servicer with respect to or affecting their respective duties under the Pooling and Servicing Agreement.

  ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY
  HOLDERS

          No matters were submitted to a vote of Certificateholders during the fiscal year covered by this report.

  PART II

  ITEM 5.         MARKET FOR REGISTRANT'S COMMON EQUITY AND
  RELATED
                  STOCKHOLDER MATTERS

          There was one registered holder of the Certificate representing an equity interest in the Trust as of December 31, 1997. To the Registrant's knowledge, as of that date, there was no principal market in which the Certificates representing an equity interest in the Trust were traded.

  ITEM 6.         SELECTED FINANCIAL DATA

          Not applicable.

  ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF A
  FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS

          Not applicable.

  ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY
  DATA

          Not applicable.

  ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH
  ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

  PART III

          The information required by Items 10, 11, 12 and 13 is not applicable as the trust fund does not have directors or officers and Certificateholders have no right to vote (except with respect to required consents to certain amendments to the Pooling and Servicing Agreement and upon certain events of default) or control the Trust Fund.

  PART IV


  ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
  REPORTS ON FORM 8-K

  (a)     1.*      Servicer's Annual Statement of Compliance for the
period ended
  12/31/97.
           2.*      Servicer's Independent Accountant's Report on
Servicer's servicing
  activities.
    3.*       Audited Financial Statements for One Hundred Towers, L.L.C.
           4.*       Audited Combined Financial Statements for Atlantic American
  Properties.

  (b) Current Reports on Form 8-K for the Trust were filed on August 28, September 30,
  October 30, November 28 and December 22, 1997.

          (a)1.*    Consent of Price Waterhouse for One Hundred Towers,
 L.L.C. audited
            financials.
         2.*    Consent of Arthur Andersen LLP for combined financial statements of Atlantic American Properties.




  * IN ACCORDANCE WITH RULE 202 OF REGULATION S-T, THESE
  EXHIBITS ARE BEING FILED IN PAPER PURSUANT TO A
    CONTINUING HARDSHIP EXEMPTION.
Pursuant to the requirements of
Section 13 or

15(d) of the
  Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf of the Registrant by the undersigned thereunto duly authorized.


                                          LASALLE NATIONAL BANK, IN
                                          ITS CAPACITY AS TRUSTEE UNDER
                                          THE POOLING AND SERVICING
                                          AGREEMENT ON BEHALF OF GS MORTGAGE
                                          SECURITIES CORPORATION II,
 REGISTRANT


                                          By: /s/ Russell Goldenberg
                                          Name:  Russell Goldenberg
                                          Title:     Senior Vice President
                      Dataed: April 4, 1998

EXHIBIT INDEX


  Exhibit No.     Description

  99.1*    Servicer's Annual Statement of Compliance
  99.2*   Servicer's Independent Accountants' Report on Servicer's servicing activities
  99.3*    Audited Financial Statements for One Hundred Towers, L.L.C.
  99.4*    Audited Combined Financial Statements for Atlantic American
  Properties.
  99.5*    Consent of Price Waterhouse for One Hundred Towers, L.L.C. audited financials.
  99.6*    Consent of Arthur Andersen LLP for combined financial statements of
  Atlantic American Properties.




  * IN ACCORDANCE WITH RULE 202 OF REGULATION S-T, THESE
  EXHIBITS ARE BEING FILED IN PAPER PURSUANT TO A
  CONTINUING HARDSHIP EXEMPTION.

  EXHIBIT 99.1